Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1995-08-14
CIK 814780

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-16551

            ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
     (Exact name of small business issuer as specified in its charter)

                      New Jersey                    76-0179823
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)


                        Issuer's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No


ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
BALANCE SHEET

                                                                JUNE 30,
ASSETS                                                            1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $       12,482
  Accounts receivable - oil & gas sales                             24,517
  Other current assets                                               7,712

Total current assets                                                44,711

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          2,611,551
  Less  accumulated depreciation and depletion                   2,037,681

Property, net                                                      573,870

TOTAL                                                       $      618,581

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $       20,332
   Payable to general partner                                       29,947

Total current liabilities                                           50,279

NONCURRENT PAYABLE TO GENERAL PARTNER                              149,135

PARTNERS' CAPITAL:
   Limited partners                                                389,877
   General partner                                                  29,290

Total partners' capital                                            419,167

TOTAL                                                       $      618,581







See accompanying notes to financial statements.

                                    I-1

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                      QUARTER ENDED           SIX MONTHS ENDED

                              JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                 1995         1994         1995         1994

REVENUES:
  Oil and gas sales       $    70,985   $   64,860   $  145,917   $   126,014

EXPENSES:
  Depreciation and depletion   30,244       38,326       63,686        76,088
  Lease operating expenses     10,430        6,584       35,965        32,578
  Production taxes              4,248        4,611        9,110         8,870
  General and administrative    8,501       10,811       19,999        23,082

Total expenses                 53,423       60,332      128,760       140,618

NET INCOME (LOSS)         $    17,562   $    4,528   $   17,157   $   (14,604)





























See accompanying notes to financial statements.

                                        I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        SIX MONTHS ENDED

                                                  JUNE 30,         JUNE 30,
                                                    1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $      17,157    $    (14,604)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                          63,686          76,088
(Increase) decrease in:
  Accounts receivable - oil & gas sales               (2,156)         (5,617)
  Other current assets                                   245            (335)
Increase (decrease) in:
   Accounts payable                                    4,022          (7,454)
   Payable to general partner                        (26,683)         (9,557)

Total adjustments                                     39,114          53,125

Net cash provided by operating activities             56,271          38,521

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs           (21,369)         (9,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                (25,232)        (22,931)

NET INCREASE IN CASH                                   9,670           5,983

CASH AT BEGINNING OF YEAR                              2,812           6,681

CASH AT END OF PERIOD                          $      12,482    $     12,664














See accompanying notes to financial statements.

                                   I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $13,391, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1995.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter increased from $64,860 in 1994 to $70,985 in 1995. This represents an increase of $6,125 (9%). Oil sales increased by $6,609 (11%). A 14% increase in oil production caused sales to increase by $8,040. This increase was partially offset by a 2% decrease in average oil sales price. Gas sales decreased by $484 (7%). A 22% decrease in the average gas sales price reduced sales by $1,717. This decrease was partially offset by a 19% increase in gas production. The change in average oil sales price was primarily the result of lower production costs on the Larto Lake acquisition, on which the Company pays a net profits interest, partially offset by higher prices in the overall market for the sale of oil. The change in the average gas sales price corresponds with changes in the overall market for the sale of gas. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The increase in oil production was due to the shut-in of production, in 1994, due to a workover on the Larto Lake acquisition coupled with the purchase of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $6,584 in 1994 to $10,430 in 1995. The increase of $3,846 (58%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1995, partially offset by workover costs incurred on the Larto Lake acquisition in 1994.

Depreciation and depletion expense decreased from $38,326 in the second quarter of 1994 to $30,244 in the second quarter of 1995. This represents a decrease of $8,082 (21%). A 31% decrease in the depletion rate reduced depreciation and depletion expense by $13,680. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

General and administrative expenses decreased from $10,811 in 1994 to $8,501 in 1995. This decrease of $2,310 (21%) is primarily due to less staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $126,014 in 1994 to $145,917 in 1995. This represents an increase of $19,903 (16%). Oil sales increased by $21,237 (19%). A 24% increase in oil production caused sales to increase by $26,724. This increase was partially offset by a 4% decrease in average oil sales price. Gas sales decreased by $1,334 (8%).
A 24% decrease in the average gas sales price reduced sales by $4,574.
This decrease was partially offset by a 20% increase in gas production.
The change in average oil sales price was primarily the result of lower production costs on the Larto Lake acquisition, on which the Company pays a net profits interest, partially offset by higher prices in the overall market for the sale of oil. The change in the average gas sales price corresponds with changes in the overall market for the sale of gas. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The increase in oil production was due to the shut-in of production, in 1994, due to a workover on the Larto Lake acquisition coupled with the purchase of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $32,578 in 1994 to $35,965 in 1995. The increase of $3,387 (10%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in 1995, partially offset by workover costs incurred on the Larto Lake acquisition in 1994.

Depreciation and depletion expense decreased from $76,088 in the first six months of 1994 to $63,686 in the first six months of 1995. This represents a decrease of $12,402 (16%). A 32% decrease in the depletion rate reduced depreciation and depletion expense by $30,408. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

General and administrative expenses decreased from $23,082 in 1994 to $19,999 in 1995. This decrease of $3,083 (13%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production.
Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.


PART II.  OTHER INFORMATION


        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                              PROGRAM III - SERIES 3, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                      PROGRAM III - SERIES 3, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer