Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1995-11-13
CIK 814780

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash .......................................................        $   14,036
  Accounts receivable - oil & gas sales ......................            23,317
  Other current assets .......................................             3,347
                                                                      ----------

Total current assets .........................................            40,700
                                                                      ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ......         2,619,817
  Less  accumulated depreciation and depletion ...............         2,071,126
                                                                      ----------

Property, net ................................................           548,691
                                                                      ----------

TOTAL ........................................................        $  589,391
                                                                      ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ..........................................        $   16,146
   Payable to general partner ................................            26,762
                                                                      ----------

Total current liabilities ....................................            42,908
                                                                      ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ........................           133,813
                                                                      ----------

PARTNERS' CAPITAL:
   Limited partners ..........................................           380,688
   General partner ...........................................            31,982
                                                                      ----------

Total partners' capital ......................................           412,670
                                                                      ----------

TOTAL ........................................................        $  589,391
                                                                      ==========







See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------


(UNAUDITED)                             QUARTER ENDED               NINE MONTHS ENDED
                                ----------------------------  ----------------------------

                                September 30,  September 30,  September 30,  September 30,
                                    1995           1994           1995          1994
                                -------------  -------------  -------------  -------------

REVENUES:
  Oil and gas sales ........       $ 74,099     $ 79,293      $220,016      $ 205,307
                                   ---------     --------     ---------     ----------

EXPENSES:
  Depreciation and depletion         33,445       41,357        97,131        117,445
  Lease operating expenses .         19,441       17,114        55,406         49,692
  Production taxes .........          4,210        5,328        13,320         14,198
  General and administrative          8,355        9,253        28,354         32,335
                                   ---------     --------      --------      ---------

Total expenses .............        65,451        73,052       194,211        213,670
                                   ---------     --------      --------      ---------

NET INCOME (LOSS) ..........         8,648      $  6,241      $ 25,805       $ (8,363)
                                   ========     =========     =========      =========








See accompanying notes to financial statements.
------------------------------------------------------------------------------------------

                                       I-2


ENEX OIL AND GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------
(UNAUDITED)
                                                          NINE MONTHS ENDED
                                                   -------------------------------

                                                   September 30,     September 30,
                                                       1995              1994
                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................      $ 25,805       $ (8,363)
                                                       --------       --------

Adjustments to reconcile net income (loss) to net
cash
   provided by operating activities:
  Depreciation and depletion ....................        97,131        117,445
(Increase) decrease in:
  Accounts receivable - oil & gas sales .........          (956)        (2,875)
  Other current assets ..........................         4,610           (301)
(Decrease) in:
   Accounts payable .............................          (164)       (10,769)
   Payable to general partner ...................       (45,190)       (24,295)
                                                                      --------

Total adjustments ...............................        55,431         79,205
                                                       --------       --------

Net cash provided by operating activities .......        81,236         70,842
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ......       (29,635)       (10,780)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions ...........................       (40,377)       (40,714)
                                                       --------       --------

NET INCREASE IN CASH ............................        11,224         19,348

CASH AT BEGINNING OF YEAR .......................         2,812          6,681
                                                       --------       --------

CASH AT END OF PERIOD ...........................      $ 14,036       $ 26,029
                                                       ========       ========




See accompanying notes to financial statements.
-----------------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $13,629, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $79,293 in 1994 to $74,099 in 1995. This represents a decrease of $5,194 (7%). Oil sales decreased by $6,374 (9%). A 17% decrease in the average oil sales price reduced sales by $13,072. This decrease was partially offset by a 9% increase in oil production. Gas sales increased by $1,180 (16%). A 28% increase in gas production increased sales by $2,110. This increase was partially offset by a 10% decrease in the average gas sales price. The decrease in the average oil sales price was primarily the result of lower production costs on the Larto Lake acquisition, on which the Company pays a net profits interest, coupled with lower prices in the overall market for the sale of oil. The decrease in the average gas sales price corresponds with changes in the overall market for the sale of gas. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The decrease in oil production was primarily due to natural production declines partially offset by the purchase of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $17,114 in 1994 to $19,441 in 1995. The increase of $2,327 (14%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in 1995, partially offset by workover costs incurred on the Larto Lake acquisition in 1994.

Depreciation and depletion expense decreased from $41,357 in the third quarter of 1994 to $33,445 in the third quarter of 1995. This represents a decrease of $7,912 (19%). A 28% decrease in the depletion rate reduced depreciation and depletion expense by $12,967. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

General and administrative expenses decreased from $9,253 in 1994 to $8,355 in 1995. This decrease of $898 (10%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $205,307 in 1994 to $220,016 in 1995. This represents an increase of $14,709 (7%). Oil sales increased by $14,863 (8%). A 19% increase in oil production caused sales to increase by $34,445. This increase was partially offset by a 9% decrease in the average oil sales price. Gas sales decreased by $154 (1%). A 19% decrease in the average gas sales price reduced sales by $5,628. This decrease was partially offset by a 23% increase in gas production. The decrease in the average oil sales price was primarily the result of lower production costs on the Larto Lake acquisition, on which the Company pays a net profits interest, partially offset by higher prices in the overall market for the sale of oil.

The decrease in the average gas sales price corresponds with lower prices in the overall market for the sale of gas. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The increase in oil production was due to the purchase of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $49,692 in 1994 to $55,406 in 1995. The increase of $5,714 (11%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in 1995, partially offset by workover costs incurred on the Larto Lake acquisition in 1994.

Depreciation and depletion expense decreased from $117,445 in the first nine months of 1994 to $97,131 in the first nine months of 1995. This represents a decrease of $20,314 (17%). A 31% decrease in the depletion rate reduced depreciation and depletion expense by $43,353. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

General and administrative expenses decreased from $32,335 in 1994 to $28,354 in 1995. This decrease of $3,981 (12%) is primarily due to less staff time being required to manage the Company's operations.


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

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                                            PART II.  OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ENEX OIL & GAS INCOME
                                                 PROGRAM III - SERIES 3, L.P.
                                                 ----------------------------
                                                        (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                 --------------------------
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                   ------------------
                                                       R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                           Officer




November 11, 1995                              By: /s/ James A. Klein
                                                   -------------------
                                                       James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer