Form 10KSB
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1996-03-29
CIK 814780

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from...............to...............

                         Commission file number 0-16551

                              ENEX OIL & GAS INCOME
                          PROGRAM III - Series 3, L.P.
                 (Name of small business issuer in its charter)

          New Jersey                                           76-0179823
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

           800 Rockmead Drive
           Three Kingwood Place
           Kingwood, Texas                                       77339
(Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number, including area code: (713) 358-8401

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interest

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 286,789

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):
                                 Not Applicable

                      Documents Incorporated By Reference:
                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995
               ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.


Item No.                           Part I                              Page
--------                           ------                             -----


  1           Description of Business                                  I-1

  2           Description of Property                                  I-3

  3           Legal Proceedings                                        I-4

  4           Submission of Matters to a Vote
              of Security Holders                                      I-4


                                   Part II
                                   -------


  5           Market for Common Equity and
              Related Security Holder Matters                         II-1

  6           Management's Discussion and Analysis
              or Plan of Operation                                    II-2

  7           Financial Statements and Supplementary
              Data                                                    II-4

  8           Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                  II-14

                                  Part III
                                  --------


  9           Directors, Executive Officers, Promoters
              and Control Persons; Compliance with Section
              16(a) of the Exchange Act                               III-1

 10           Executive Compensation                                  III-3

 11           Security Ownership of Certain
              Beneficial Owners and Management                        III-4

 12           Certain Relationships and Related
              Transactions                                            III-4

 13           Exhibits and Reports on Form 8-K                        III-4

              Signatures                                               S-1

                                     PART I

Item 1.          Description of Business


General

                 Enex Oil & Gas Income Program III - Series 3, L.P. (the "Company") was formed under the New Jersey Uniform Limited Partnership Law
(1976) on March 20, 1986 and commenced operations on February 10, 1987 with aggregate subscriptions of $3,204,790, $3,172,742 of which was received from 1,894 limited partners, including investors whose distributions from earlier partnerships sponsored by the Company's general partner, Enex Resources Corporation ("Enex"), were automatically invested in the Company.

                 The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net subscriptions to fund drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

     The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401. The Company has no regional offices.

     The Company has no employees. On March 1, 1996, Enex and its subsidiaries employed 24 persons.

Marketing

                 The marketing of oil and gas produced by the Company is affected by a number of factors which are beyond the Company's control, the exact nature of which cannot be accurately predicted. These factors include the quantity and price of crude oil imports, fluctuating supply and demand, pipeline and other transportation facilities, the marketing of competitive fuels, state and federal regulation of oil and gas production and distribution and other matters affecting the availability of a ready market. All of these factors are extremely volatile.

                 Amoco Production Company, Enron Oil Trading & Transportation Company and Exxon Company, USA accounted for 21%, 14%, and 11%, respectively, of the Company's total sales in 1995. Enron Oil Trading & Transportation Company, Amoco Production Company and Exxon Company, USA accounted for 19%, 19%, and 11% respectively, of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

Environmental and Conservation Regulation

                 State regulatory authorities in the states in which the Company owns producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, the Company may incur in this regard cannot be predicted.

                 The existence of such regulations has had no material adverse effects on the Company's operations to date, and the cost of compliance has not yet been material. There are no material administrative or judicial proceedings arising under such laws or regulations pending against the Company. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings or competitive position.

Tax Laws

                 The operations of the Company are affected by the federal income tax laws contained in the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, generally, the Company will report income from the sale of oil and gas, against which it may deduct its ordinary business expenses, depletion, depreciation and intangible drilling and development costs.

                 It is anticipated that most of the Company's income, if any, will be from a "passive activity" for purposes of the Code. A passive activity includes an activity in which the taxpayer does not materially participate, including the ownership of a limited partnership interest, such as an interest in the Company. "Passive income," however, does not include portfolio income (i.e. dividends, interest, royalties, etc.). Although taxpayers generally may not deduct losses or use tax credits derived from passive activities in an amount greater than their income derived from such activities, if and to the extent that the Company generates passive income, it will be available to offset the limited partners' passive losses from other sources.

                 Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Because the Company's income will be qualifying income for this purpose, the Company will not be taxed as a corporation under this rule. Passive income or losses from publicly traded partnerships that are not taxed as corporations generally cannot be used to offset passive income or losses from other sources. Enex believes that the Company is not publicly traded.
Consequently, limited partners should continue to be able to utilize their income and losses from the Company to offset their losses and income from their other passive activities.

                 In order to prevent the adverse tax consequences that would affect the limited partners if the Company's limited partnership interests were to become publicly traded in the future, the general partner may, after final regulations have been issued by the Internal Revenue Service, submit to a vote of limited partners a proposal to amend the Company's agreement of limited partnership to provide, among other things, (a) that Enex shall have the right to refuse to recognize any transfer of limited partnership interests if it believes that such transfer occurred on a secondary market or the substantial equivalent thereof; and (b) that all assignors and assignees of the limited partnership interests shall be required to represent to Enex that any transfer of limited partnership interests did not, to the best of their knowledge, occur on a secondary market or the substantial equivalent thereof.

Item 2.          Description of Property

                 Presented  below  is  a  summary  of  the  Company's   property
acquisitions.

     The CONCORD acquisition consists of working interests and royalty interests in more than 10,600 wells in 137 counties in Texas, with very minor interests in 12 other states. The Company acquired its interests effective January 1987 for $2,276,254.

                 Effective August, 1990, the Company sold its interest in a small field in the Concord Acquisition (the North Robertson Unit) for $24,310, realizing a gain of $17,446.

                 Effective June 30, 1992, the Company sold its interest in a small field in the Concord acquisition (the Spraberry Unit) for $13,747 realizing a net gain of $7,924.

                 Effective September 30, 1993, the Company sold its interest in a small field in the Concord acquisition (the Coleman Ranch unit) for $28,345, realizing a net loss of $4,654.

                 Effective October 1, 1994, the Company acquired additional working and royalty interests in the Concord acquisition for $12,703 from an affiliated partnership. The purchase price represents the fair market value as determined from the receipt of bids solicited from independent third party companies.

                 The Company retains working interests ranging from 0.52% to 0.92% of the total Concord acquisition at December 31, 1995. The Concord acquisition is operated by nearly 100 different oil and gas producers.

                 The LARTO LAKE acquisition consists of working interests in 12 wells in Catahoula Parish, Louisiana operated by Ambrit Energy Corp. The Company acquired its interests effective July 1987, for $119,043. The Company owns working interests ranging from 0.793% to 1.13% in the wells in the Larto Lake acquisition at December 31, 1995.

                 The BURNS POND, EAST acquisition consists of working interests in 5 producing wells in Union County, Arkansas. Enex has assumed the operation of these wells. The Company acquired its interests effective July 1987, for $405,000. Effective March 1, 1991, the Company sold its interests in the Burns Pond, East Acquisition for $20,396, resulting in a net loss of $98,933.

                 Purchase price as used above is defined as the actual contract price plus finders' fees, if applicable. Miscellaneous acquisition expenses, subsequent capital items, etc. are not included.

Oil and Gas Reserves

                 For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates in reports to any federal or foreign governmental authority or agency, including the Securities and Exchange Commission.

                 Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1995.

Net Oil and Gas Production

                 The following table shows for the years ended December 31, 1995 and 1994, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                  1995                  1994
                                                  ----                  ----

Crude oil and condensate (Bbls) . . . . . . . . . 15,399                14,363

Natural gas (Mcf) . . . . . . . . . . . . . . . . 20,143                17,038


                 The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1995 and 1994. The average oil price and production cost per equivalent barrel are higher than average market prices and costs due to the payment of net profit royalties. The payment of such royalties has no impact on the Company's net revenues or cash flows.

                                                         1995         1994
                                                         ----         ----

Average sales prices per barrel of oil . . . . .     $   16.53    $   17.02

Average sales price per Mcf of gas . . . . . . .         1.60         1.77

Average production cost per equivalent
    barrel of production . . . . . . . . . . . .         5.67         5.51


Item 3.  Legal Proceedings

                 There are no material pending legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

                 No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.          Market for Common Equity and Related Security Holder Matters


Market Information

                 There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                                      Number of Record Holders
                  Title of Class                        (as of March 1, 1996)
                  --------------                      -------------------------

             General Partner's Interests                          1

             Limited Partnership Interests                     1,175



Dividends

             The Company made cash distributions to partners of $8 and $10 per $500 investment in 1995 and 1994, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1996.

Item 6.          Management's Discussion and Analysis or Plan of Operations


Results of Operations

                 This  discussion   should  be  read  in  conjunction  with  the
financial statements of the Company and the notes thereto included in this Form 10-KSB.

                 Oil and gas sales in 1995 were $286,789 as compared with $274,500 in 1994. Oil and gas sales increased by $12,289 or 4% from 1994 to 1995. Oil revenues increased by $10,161 or 4%. A 7% increase in oil production caused sales to increase by $17,706. This increase was partially offset by a 3% decrease in the average oil sales price. Gas revenues increased by $2,128 or 7%. An 18% increase in gas production increased sales by $5,552. This increase was partially offset by a 10% decrease in the average gas sales price. The increase in oil production was primarily the result of the purchase in the fourth quarter of 1994 of an additional interest in the Concord acquisition. The decrease in the average oil sales price was primarily the result of lower production costs on the Larto Lake acquisition, on which the Company pays a net profits interest, partially offset by higher prices in the overall market for the sale of oil. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and due to the purchase of additional interest in the Concord acquisition in the fourth quarter of 1994. The decrease in the average gas sales price corresponds with changes in the overall market for the sale of gas.

                 Lease operating expenses were $89,205 in 1995 as compared with $76,133 in 1994. Lease operating expenses increased by $13,072 or 17% from 1994 to 1995. The increase was primarily the result of the increases in production, noted above and enhanced recovery costs incurred on the Concord acquisition in 1995, partially offset by workover costs incurred on the Larto Lake acquisition in 1994.

                 Depreciation and depletion expense was $88,476 in 1995 as compared with $157,137 in 1994. Depreciation and depletion expense decreased by $68,661 or 44% from 1994 to 1995. A 48% decrease in the depletion rate reduced depreciation and depletion expense by $82,856. This decrease was partially offset by the increases in production, noted above. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves in 1995.

                 General and administrative expenses were $42,121 in 1995 as compared with $50,689 in 1994. General and administrative expenses decreased by $8,568 or 17% from 1994 to 1995. The decrease was primarily the result of less staff time being required to manage the Company's operations during 1995 and a $2,142 decrease in direct expenses as a result of lower tax and audit fees.



Capital Resources and Liquidity

                 The Company's cash flow from operations is a direct result of the amount of the net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow to the Company's partners.

                 The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner from such proceeds over a four year period. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

                 At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.           Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program III - Series 3, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program III - Series 3, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program III - Series 3, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program III - Series 3, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

BALANCE SHEET, DECEMBER 31, 1995
-----------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                -------------
CURRENT ASSETS:
  Cash                                                          $     13,506
  Accounts receivable - oil & gas sales                               23,151
  Other current assets                                                 5,949
                                                                -------------

Total current assets                                                  42,606
                                                                -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,621,708
  Less  accumulated depreciation and depletion                     2,062,471
                                                                -------------

Property, net                                                        559,237
                                                                -------------

TOTAL                                                           $    601,843
                                                                =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $     24,709
   Payable to general partner                                         38,524
                                                                -------------

Total current liabilities                                             63,233
                                                                -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                115,572
                                                                -------------

PARTNERS' CAPITAL:
   Limited partners                                                  390,882
   General partner                                                    32,156
                                                                -------------

Total partners' capital                                              423,038
                                                                -------------

TOTAL                                                           $    601,843
                                                                =============


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------


                                                         1995        1994
                                                   -----------    ---------

REVENUES:
  Oil and gas sales                                $  286,789     $ 274,500
                                                   -----------    ----------

EXPENSES:
  Depreciation and depletion                           88,476      157,137
  Lease operating expenses                             89,205       76,133
  Production taxes                                     17,087       18,599
  General and administrative:
    Allocated from general partner                     35,848       42,274
    Direct expense                                      6,273        8,415
                                                   -----------    ----------

Total expenses                                        236,889      302,558
                                                   -----------    ----------

NET INCOME (LOSS)                                  $   49,900     $ (28,058)
                                                   ===========    ==========




See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------

                                                                      PER $500
                                                                      LIMITED
                                                                      PARTNER
                                              GENERAL     LIMITED     UNIT OUT-
                                  TOTAL      PARTNER      PARTNERS    STANDING
                               ----------   ---------    ---------    -------

BALANCE, JANUARY 1, 1994       $ 525,145    $ 17,799     $507,346      $  79                                            $

CASH DISTRIBUTIONS               (69,845)     (6,980)     (62,865)       (10)

NET INCOME (LOSS)                (28,058)     12,908      (40,966)        (6)
                               ----------   ---------    ---------    -------

BALANCE, DECEMBER 31, 1994       427,242      23,727      403,515         63

CASH DISTRIBUTIONS               (54,104)     (5,409)     (48,695)        (8)

NET INCOME                        49,900      13,838       36,062          6
                               ----------   ---------    ---------    -------

BALANCE, DECEMBER 31, 1995     $ 423,038    $ 32,156     $390,882 (1) $   61                                            $
                               ==========   =========    =========    =======



(1)  Includes 956 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 3, L.P.

STATEMENTS OF CASH FLOWS
FOR THE  TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------

                                                           1995           1994
                                                        ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $ 49,900     $ (28,058)
                                                        ---------    ----------

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
  Depreciation and depletion                              88,476       157,137
(Increase) decrease in:
  Accounts receivable - oil & gas sales                     (790)       (1,801)
  Other current assets                                     2,008        (6,061)
Increase (decrease) in:
   Accounts payable                                        8,399       (10,028)
   Payable to general partner                            (51,669)      (19,243)
                                                        ---------    ----------

Total adjustments                                         46,424       120,004
                                                        ---------    ----------

Net cash provided by operating activities                 96,324        91,946
                                                        ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs               (31,526)      (25,970)
                                                        ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                    (54,104)      (69,845)
                                                        ---------    ----------

NET INCREASE (DECREASE) IN CASH                           10,694        (3,869)

CASH AT BEGINNING OF YEAR                                  2,812         6,681
                                                        ---------    ----------

CASH AT END OF YEAR                                     $ 13,506      $  2,812
                                                        =========    ==========


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------


1.    PARTNERSHIP ORGANIZATION

      Enex Oil & Gas Income Program III - Series 3, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on February 10, 1987 for the purpose of acquiring proved oil and gas properties. Total limited partner contributions were $3,204,790, of which $32,048 was
      contributed  by  Enex  Resources  Corporation  ("Enex"),   the
      general partner.

      In accordance with the partnership agreement, the Company paid commissions of $316,521 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $96,000.

      Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                             Limited
                                              Enex           Partners

     Commissions and selling expenses                          100%
     Company reimbursement of organization
       expense                                                 100%
     Company property acquisition                              100%
     General and administrative costs          10%              90%
     Costs of drilling and completing
       development wells                       10%              90%
     Revenues from temporary investment of
       partnership capital                                     100%
     Revenues from producing properties        10%              90%
     Operating costs (including general and
       administrative costs associated with
       operating producing properties)         10%              90%

     At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas
     properties  are  capitalized  and  periodically   assessed  for
     impairments.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

     Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

     Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.   FEDERAL INCOME TAXES

     General - The  Company  is not a  taxable  entity  for  federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1995:

                                                            Allocable to
                                                       ----------------------   Per $500 Limited
                                                        General     Limited       Partner Unit
                                             TOTAL       Partner    Partners       Outstanding
                                         -----------   ----------  ----------    ---------------
Net income as reflected in the
     accompanying financial statements   $   49,900    $  13,838    $ 36,062      $           6
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                    (20,830)      (2,083)    (18,747)                (3)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                     (11,881)           -     (11,881)                (2)
                                         -----------   ----------  ----------    ---------------

Net income for federal
   income tax purposes                   $   17,189    $  11,755   $   5,434      $           1
                                         ===========   ==========  ==========    ===============

Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                             Allocable to
                                                       ---------------------     Per $500 Limited
                                                         General     Limited      Partner Unit
                                              TOTAL      Partner    Partners      Outstanding
                                         -----------   ---------  ----------    --------------
Partners' capital as reflected in the
      accompanying financial statements  $  423,038    $ 32,156   $ 390,882      $         61
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                   (175,327)    (17,531)   (157,796)              (24)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                            38,397           -      38,397                 6
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                    316,521           -     316,521                49
                                         -----------   ---------  ----------    --------------

Partners' capital for federal
     income tax purposes                 $  602,629    $ 14,625   $ 588,004      $         92
                                         ===========   =========  ==========    ==============


4.    PAYABLE TO GENERAL PARTNER

      The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a period of four years.

5.    REPURCHASE OF LIMITED PARTNER INTERESTS

      In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor.

6.    SIGNIFICANT PURCHASERS

      Amoco Production Company, Enron Oil Trading & Transportation Company and Exxon Company, USA accounted for 21%, 14%, and 11%, respectively, of the Company's total sales in 1995. Enron Oil Trading & Transportation Company, Amoco Production Company and Exxon Company, USA accounted for 19%, 19%, and 11% respectively, of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales.

7.    PROPERTY TRANSACTIONS

      Effective October 1, 1994, the Company acquired additional working and royalty interests in the Concord acquisition for $12,703 from an affiliated partnership. The purchase price represents the fair market value as determined from the receipt of bids solicited from independent third party companies.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                      Per $500                     Per $500
                                       Limited       Natural        Limited
                              Oil   Partner Unit      Gas         Partner Unit
                             (BBLS)  Outstanding     (MCF)        Outstanding

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994            76,510          11        140,064           20

    Revisions of previous
    estimates              12,110           2         (24,371)         (3)
    Purchases of minerals
    in place                1,474           -         1,982             -
    Production            (14,363)         (2)       (17,038)          (3)

December 31, 1994          75,731          11        100,637           14

    Revisions of previous
    estimates              33,687           4         42,810            6
    Production            (15,399)         (2)       (20,143)          (3)

December 31, 1995          94,019          13        123,304           17


PROVED DEVELOPED RESERVES:

January 1, 1994            76,510          11        140,064           20

December 31, 1994          75,731          11        100,637           14

December 31, 1995          94,019          13        123,304           17

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------

     The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

     Gerald B. Eckley. Mr. Eckley, age 69, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

     William C. Hooper, Jr. Mr. Hooper, age 58, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

     Stuart Strasner. Mr. Strasner, age 66, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 71, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

     James Thomas Shorney. Mr. Shorney, age 70, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 42, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

     On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. Although Mr. Carl's mother apparently did not

                                      III-2
live in his household, the SEC took the position that because Mr. Carl (1) provided substantial financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

     In response to the SEC's action, Mr. Carl disgorged to Health Images, Inc. approximately $92,400 in short-swing profits from the trading in his mother's account, plus interest thereon of approximately $52,600. The SEC further requested the court to impose a $10,000 civil penalty against Mr. Carl pursuant to Section 21(d)(3) of the Exchange Act. Without admitting or denying the allegations in the complaint, Mr. Carl consented to the entry of a final judgement imposing the $10,000 penalty. On January 12, 1996, a federal judge entered the final judgement in this matter, and Mr. Carl has since filed amended reports on Forms 4 and 5 reflecting these transactions in his mother's accounts.

     In relation to the same matter, the SEC has issued an administrative Order pursuant to Section 21C of the Exchange Act against Mr. Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting or denying allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     Robert E. Densford. Mr. Densford, age 38, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President-Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 32, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.   Executive Compensation

     The Company has no Directors or executive officers.

     The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

     The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

                                      III-3

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                            $500 Limited
                            Name of         Partner Units       Percent
    Title of Class     Beneficial Owner    Owned Directly      of Class

    Limited Partner     Enex Resources           956           14.9208%


Item 12.         Certain Relationships and Related Transactions

                 See the Statements of Operations included in the Financial Statements in Item 7 of this report for information concerning general and administrative costs incurred by Enex and allocated to the Company, and Note 1 to such Financial Statements for information concerning payments to Enex Securities Corporation, a wholly owned subsidiary of Enex and to Enex for certain offering and organization expenses incurred by the Company.


Item 13.  Exhibits and Reports on Form 8-K

                                                              Sequential
                                                               Page No.
                                                              ----------


          (a) Exhibits

              (3)     a.    Certificate of Limited Partnership, as amended.
                            Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

                      b. Amended Agreement of Limited Partnership. Incorporated by reference to Exhibit 3(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (No. 33-
                            4755) of Enex Oil and Gas Income Program III filed with the Securities and Exchange Commission on April 10, 1986.

              (4)     Not Applicable

              (10)    Not Applicable

              (11)    Not Applicable

              (12)    Not Applicable

              (13)    Not Applicable


                                      III-4

              (18)    Not Applicable

              (19)    Not Applicable

              (22)    Not Applicable

              (23)    Not Applicable

              (24)    Not Applicable

              (25)    Not Applicable

              (28)    Not Applicable

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                      III-5

                                   SIGNATURES


                  In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENEX OIL AND GAS INCOME PROGRAM III -
                                             SERIES 3, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner



March 18, 1996                        By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1996, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION             General Partner


By:  /s/      G. B. Eckley

             ------------------------
              G. B. Eckley, President


     /s/      G. B. Eckley
                                        President, Chief Executive
              ------------------        Officer and Director


              G. B. Eckley


     /s/      R. E. Densford            Vice President, Secretary, Treasurer,
                                        Chief Financial Officer and Director
             -------------------


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director