Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1996-08-14
CIK 814780

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                                   Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                 JUNE 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $             21,311
  Accounts receivable - oil & gas sales                                 34,021
  Other current assets                                                   2,562
                                                          ---------------------

Total current assets                                                    57,894
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,631,948
  Less  accumulated depreciation and depletion                       2,109,000
                                                          ---------------------

Property, net                                                          522,948
                                                          ---------------------

TOTAL                                                     $            580,842
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             13,688
   Payable to general partner                                           31,553
                                                          ---------------------

Total current liabilities                                               45,241
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   94,659
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    404,778
   General partner                                                      36,164
                                                          ---------------------

Total partners' capital                                                440,942
                                                          ---------------------

TOTAL                                                     $            580,842
                                                          =====================


See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------------------------------


(UNAUDITED)                           QUARTER ENDED                           SIX MONTHS ENDED
                                 --------------------------------    -----------------------------------

                                    JUNE 30,          JUNE 30,          JUNE 30,            JUNE 30,
                                      1996              1995              1996               1995
                                 ---------------    -------------    --------------    ---------------

REVENUES:
  Oil and gas sales               $      79,827     $     70,985     $     169,739     $      145,917
                                 ---------------    -------------    --------------    ---------------

EXPENSES:
  Depreciation and depletion             21,029           30,244            46,529             63,686
  Lease operating expenses               12,905           10,430            31,325             35,965
  Production taxes                        4,765            4,248             9,585              9,110
  General and administrative              7,888            8,501            18,394             19,999
                                 ---------------    -------------    --------------    ---------------

Total expenses                           46,587           53,423           105,833            128,760
                                 ---------------    -------------    --------------    ---------------

NET INCOME                         $     33,240     $     17,562     $      63,906     $       17,157
                                 ===============    =============    ==============    ===============




See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                          SIX MONTHS ENDED
                                                  ---------------------------
                                                  JUNE 30,           JUNE 30,
                                                   1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:             --------          ---------
Net income                                  $       63,906       $     17,157
                                            --------------       -------------
Adjustments  to  reconcile   net  income
 to  net  cash  provided  by  operating
   activities:
  Depreciation and depletion                        46,529             63,686
(Increase) decrease in:
  Accounts receivable - oil & gas sales            (10,870)            (2,156)
  Other current assets                               3,387                245
Increase (decrease) in:
   Accounts payable                                (11,021)             4,022
   Payable to general partner                      (27,884)           (26,683)
                                              -------------        -----------
Total adjustments                                      141             39,114
                                               ------------         ----------
Net cash provided by operating activities           64,047             56,271
                                               ------------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs         (10,240)           (21,369)
                                               ------------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             (46,002)            (25,232)
                                                -----------           --------
NET INCREASE IN CASH                                7,805               9,670

CASH AT BEGINNING OF YEAR                          13,506               2,812
                                                 ----------            -------
CASH AT END OF PERIOD                      $       21,311          $   12,482
                                           ===============         ==========





See accompanying notes to financial statements.
- -----------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $20,393, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1996 Compared to Second Quarter 1995

Oil and gas sales for the second quarter increased to $79,827 in 1996 from $70,985 in 1995. This represents an increase of $8,842 (12%). Oil sales increased by $2,311 (4%). A 24% increase in the average oil sales price increased $12,989. This increase was partially offset by a 16% decrease in oil production. Gas sales increased by $6,531 (105%). An 80% increase in average gas sales prices increased sales by $5,673. A 14% increase in gas production increased sales by an additional $858. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses incurred during the second quarter increased to $12,905 in 1996 from $10,430 in 1995. The increase of $2,475 (58%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1996.

Depreciation and depletion expense decreased to $21,029 in the second quarter of 1996 from $30,244 in the second quarter of 1995. This represents a decrease of $9,215 (30%). A 22% decrease in the depletion rate reduced depreciation and depletion expense by $5,873. The changes in production, noted above, reduced depreciation and depletion expense by an additional $3,342. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses incurred during the second quarter decreased to $7,888 in 1996 from $8,501 in 1995. This decrease of $613 (7%) is primarily due to less staff time being required to manage the Company's operations.


First Six Months in 1996 Compared to First Six Months in 1995

Oil and gas sales for the first six months increased to $169,739 in 1996 from $145,917 in 1995. This represents an increase of $23,822 (16%). Oil sales increased by $12,745 (10%). A 29% increase in the average oil sales price increased $31,916. This increase was partially offset by a 15% decrease in oil production. Gas sales increased by $11,077 (75%). A 41% increase in average gas sales prices increased sales by $7,571. A 24% increase in gas production increased sales by an additional $3,506. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses incurred during the first six months decreased to $31,325 in 1996 from $35,965 in 1995. The decrease of $4,640 (13%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $46,529 in the first six months of 1996 from $63,686 in the first six months of 1995. This represents a decrease of $17,157 (27%). A 20% decrease in the depletion rate reduced depreciation and depletion expense by $11,807. The changes in production, noted above, reduced depreciation and depletion expense by an additional $5,350. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses incurred during the first six months decreased to $18,394 in 1996 from $19,999 in 1995. This decrease of $1,605 (8%) is primarily due to less staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                                ENEX OIL & GAS INCOME
                                           PROGRAM III - SERIES 3, L.P.
                                           ----------------------------
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               --------------------------
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




August 13, 1996                             By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer