Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1996-11-07
CIK 814780

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB/A



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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 JUNE 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $             21,311
  Accounts receivable - oil & gas sales                                 34,021
  Other current assets                                                   2,562
                                                          ---------------------

Total current assets                                                    57,894
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,631,948
  Less  accumulated depreciation and depletion                       2,109,000
                                                          ---------------------

Property, net                                                          522,948
                                                          ---------------------

TOTAL                                                     $            580,842
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             13,688
   Payable to general partner                                           31,553
                                                          ---------------------

Total current liabilities                                               45,241
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   94,659
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    404,778
   General partner                                                      36,164
                                                          ---------------------

Total partners' capital                                                440,942
                                                          ---------------------

TOTAL                                                     $            580,842
                                                          =====================


Number of $500 Limited Paartner units outstanding                        6,410



See accompanying notes to financial statements.
----------------------------------------------------------------------------

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                                ENEX OIL & GAS INCOME
                                           PROGRAM III - SERIES 3, L.P.
                                           ----------------------------
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               --------------------------
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





November 7, 1996                            By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer