Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1996-11-14
CIK 814780

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 September 30,
ASSETS                                                               1996
                                                               ---------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                         $     15,611
  Accounts receivable - oil & gas sales                              36,633
  Other current assets                                                1,669
                                                               -------------

Total current assets                                                 53,913
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           2,636,352
  Less  accumulated depreciation and depletion                    2,129,676
                                                               -------------

Property, net                                                       506,676
                                                               -------------

TOTAL                                                          $    560,589
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $      9,477
   Payable to general partner                                        35,937
                                                               -------------

Total current liabilities                                            45,414
                                                               -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                71,874
                                                               -------------

PARTNERS' CAPITAL:
   Limited partners                                                 404,831
   General partner                                                   38,470
                                                               -------------

Total partners' capital                                             443,301
                                                               -------------

TOTAL                                                          $    560,589
                                                               =============


Number of $500 Limited Partner units outstanding                      6,410



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                         NINE MONTHS ENDED
                                   -------------------------------------    ----------------------------------------

                                    September 30,        September 30,        September 30,         September 30,
                                        1996                  1995                 1996                  1995
                                   ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                  $      84,714     $         74,099     $        254,453   $ $          220,016
                                   ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                20,676               33,445               67,205                 97,131
  Lease operating expenses                  13,451               19,441               44,776                 55,406
  Production taxes                           4,802                4,210               14,387                 13,320
  General and administrative                 6,518                8,355               24,912                 28,354
                                   ----------------    -----------------    -----------------    -------------------

Total expenses                              45,447               65,451              151,280                194,211
                                   ----------------    -----------------    -----------------    -------------------

NET INCOME                          $       39,267     $          8,648     $        103,173   $ $           25,805
                                   ================    =================    =================    ===================


See accompanying notes to financial statements.
-----------------------------------------------------------------
                                       I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                     -----------------------------

                                                     September 30,      September 30,
                                                         1996               1995
                                                     -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $    103,173         $  25,805
                                                     -------------      ------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                               67,205            97,131
(Increase) decrease in:
  Accounts receivable - oil & gas sales                   (13,482)             (956)
  Other current assets                                      4,280             4,610
(Decrease) in:
   Accounts payable                                       (15,232)             (164)
   Payable to general partner                             (46,285)          (45,190)
                                                     -------------      ------------

Total adjustments                                          (3,514)           55,431
                                                     -------------      ------------

Net cash provided by operating activities                  99,659            81,236
                                                     -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                (14,644)          (29,635)
                                                     -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                     (82,910)          (40,377)
                                                     -------------      ------------

NET INCREASE IN CASH                                        2,105            11,224

CASH AT BEGINNING OF YEAR                                  13,506             2,812
                                                     -------------      ------------

CASH AT END OF PERIOD                                $     15,611         $  14,036
                                                     =============      ============



See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $26,841, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter increased to $84,714 in 1996 from $74,099 in 1995. This represents an increase of $10,615 (14%). Oil sales increased by $9,834 (15%). A 40% increase in the average oil sales price increased $21,008. This increase was partially offset by a 18% decrease in oil production. Gas sales increased by $781 (9%). A 56% increase in average gas sales prices increased sales by $3,358, partially offset by a 30% decrease in gas production. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines.

Lease operating expenses incurred during the third quarter decreased to $13,451 in 1996 from $19,441 in 1995. The decrease of $5,990 (31%) is primarily due to the decrease in production, noted above.

Depreciation and depletion expense decreased to $20,676 in the third quarter of 1996 from $33,445 in the third quarter of 1995. This represents a decrease of $12,769 (42%). A 23% decrease in the depletion rate reduced depreciation and depletion expense by $6,133. The changes in production, noted above, reduced depreciation and depletion expense by an additional $6,636. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses during the third quarter decreased to $6,518 in 1996 from $8,355 in 1995. This decrease of $1,837 (22%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1996 Compared to First Nine Months in 1995

Oil and gas sales for the first nine months increased to $254,453 in 1996 from $220,016 in 1995. This represents an increase of $34,437 (16%). Oil sales increased by $22,579 (12%). A 33% increase in the average oil sales price increased $52,578. This increase was partially offset by a 16% decrease in oil production. Gas sales increased by $11,858 (51%). A 43% increase in average gas sales prices increased sales by $10,647. A 5% increase in gas production increased sales by an additional $1,211. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses incurred during the first nine months decreased to $44,776 in 1996 from $55,406 in 1995. The decrease of $10,630 (19%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $67,205 in the first nine months of 1996 from $97,131 in the first nine months of 1995. This represents a decrease of $29,926 (31%). A 21% decrease in the depletion rate reduced depreciation and depletion expense by $18,081. The changes in production, noted above, reduced depreciation and depletion expense by an additional $11,845. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses incurred during the first nine months decreased to $24,912 in 1996 from $28,354 in 1995. This decrease of $3,442 (12%)
is primarily due to less staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                 ENEX OIL & GAS INCOME
                                            PROGRAM III - SERIES 3, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




November 13, 1996                            By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer