Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1997-01-08
CIK 814780

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                                   Number of Record Holders
               Title of Class                        (as of March 1, 1996)

              -----------------                  -----------------------------


          General Partner's Interests                          1

          Limited Partnership Interests                      1,175



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


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner from such proceeds over a four year period. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow provided by operating, financing and investing activities to fund operations and to maintain a regular pattern of distributions.


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $      13,506
  Accounts receivable - oil & gas sales                                23,151
  Other current assets                                                  5,949
                                                                --------------

Total current assets                                                   42,606
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,621,708
  Less  accumulated depreciation and depletion                      2,062,471
                                                                --------------

Property, net                                                         559,237
                                                                --------------

TOTAL                                                           $     601,843
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      24,709
   Payable to general partner                                         154,096
                                                                --------------

Total current liabilities                                             178,805
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   398,882
   General partner                                                     32,156
                                                                --------------

Total partners' capital                                               423,038
                                                                --------------

TOTAL                                                           $     601,843
                                                                ==============


Number of $500 Limited Partner units outstanding                        6,410



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------

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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

                      ENEX OIL AND GAS INCOME PROGRAM III-
                                 SERIES 3, L.P.

                                         By:   ENEX RESOURCES CORPORATION
                                               the General Partner




December 23, 1996                            By:   /s/  G. B. Eckley
                                             --------------------
                                                        G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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