Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1997-01-08
CIK 814780

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 September 30,
ASSETS                                                               1996
                                                               ---------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                         $     15,611
  Accounts receivable - oil & gas sales                              36,633
  Other current assets                                                1,669
                                                               -------------

Total current assets                                                 53,913
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           2,636,352
  Less  accumulated depreciation and depletion                    2,129,676
                                                               -------------

Property, net                                                       506,676
                                                               -------------

TOTAL                                                          $    560,589
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $      9,477
   Payable to general partner                                       107,811
                                                               -------------

Total current liabilities                                           117,288
                                                               -------------

PARTNERS' CAPITAL:
   Limited partners                                                 404,831
   General partner                                                   38,470
                                                               -------------

Total partners' capital                                             443,301
                                                               -------------

TOTAL                                                          $    560,589
                                                               =============


Number of $500 Limited Partner units outstanding                      6,410




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
                                   ================    =================    =================    ===================


See accompanying notes to financial statements.
-----------------------------------------------------------------
                                       I-2

ENEX OIL & GAS INCOME PROGRAM III - 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                   PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     525,145    $     17,799      $    507,346      $    79

CASH DISTRIBUTIONS                   (69,845)         (6,980)          (62,865)         (10)

NET INCOME (LOSS)                    (28,058)         12,908           (40,966)          (6)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           427,242          23,727           403,515           63

CASH DISTRIBUTIONS                   (54,104)         (5,409)          (48,695)          (8)

NET INCOME                            49,900          13,838            36,062            6
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     423,038    $     32,156       $   390,882     $     61

CASH DISTRIBUTIONS                   (82,910)        (10,723)          (72,187)         (11)

NET INCOME                           103,173          17,037            86,136           13
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     443,301    $     38,470       $   404,831(1)  $     63
                               ==============   =============    ==============     ========

(1)  Includes 1,314 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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


                                                 ENEX OIL & GAS INCOME
                                            PROGRAM III - SERIES 3, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer





December 23, 1996                            By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer