Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 3 L P
filed 1997-05-15
CIK 814780

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                             1997
                                                             --------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                       $      34,382
  Accounts receivable - oil & gas sales                             34,333
  Other current assets                                               1,566
                                                             --------------

Total current assets                                                70,281
                                                             --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          2,649,994
  Less  accumulated depreciation and depletion                   2,159,326
                                                             --------------

Property, net                                                      490,668
                                                             --------------

TOTAL                                                        $     560,949
                                                             ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      21,454
   Payable to general partner                                       79,456
                                                             --------------

Total current liabilities                                          100,910
                                                             --------------

PARTNERS' CAPITAL:
   Limited partners                                                416,929
   General partner                                                  43,110
                                                             --------------

Total partners' capital                                            460,039
                                                             --------------

TOTAL                                                        $     560,949
                                                             ==============

Number of $500 Limited Partner units outstanding                     6,410


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                             THREE MONTHS ENDED
                                   ------------------------------
                                    MARCH 31,        MARCH 31,
                                     1997             1996
                                   ------------    -------------
REVENUES:
  Oil and gas sales                $    87,358       $   89,912
                                   ------------    -------------

EXPENSES:
  Depreciation and depletion            18,324           25,500
  Lease operating expenses              26,262           18,420
  Production taxes                       4,595            4,820
  General and administrative             6,726           10,506
                                   ------------    -------------

Total expenses                          55,907           59,246
                                   ------------    -------------

NET INCOME                         $    31,451       $   30,666
                                   ============    =============


See accompanying notes to financial statements.
------------------------------------------------------------------------
                                       I-2

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                  PER $500
                                                                                                   LIMITED
                                                                                                   PARTNER
                                                         GENERAL              LIMITED             UNIT OUT-
                                     TOTAL               PARTNER             PARTNERS             STANDING
                              ------------------   ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996      $         423,038    $          32,156    $         390,882    $              61

CASH DISTRIBUTIONS                     (111,533)             (13,586)             (97,947)                 (15)

NET INCOME                              148,687               22,722              125,965                   19
                              ------------------   ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996              460,192               41,292              418,900                   65

CASH DISTRIBUTIONS                      (31,604)              (3,159)             (28,445)                  (4)

NET INCOME                               31,451                4,977               26,474                    4
                              ------------------   ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997       $         460,039    $          43,110    $         416,929 (1)$              65
                              ==================   ==================   ==================   ==================


(1)  Includes 1,315 units purchased by the general partner as a limited partner.


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                       ------------------------------------------

                                                          MARCH 31,                MARCH 31,
                                                             1997                    1996
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $           31,451           $       30,666
                                                     -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                     18,324                   25,500
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           6,563                  (13,798)
  Other current assets                                              (35)                   3,352
Increase (decrease) in:
   Accounts payable                                               2,901                  (10,588)
   Payable to general partner                                   (15,918)                  (7,744)
                                                     -------------------      -------------------

Total adjustments                                                11,835                   (3,278)
                                                     -------------------      -------------------

Net cash provided by operating activities                        43,286                   27,388
                                                     -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                       (2,821)                  (7,398)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (31,604)                 (16,213)
                                                     -------------------      -------------------

NET INCREASE IN CASH                                              8,861                    3,777

CASH AT BEGINNING OF YEAR                                        25,521                   13,506
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $           34,382          $         17,283
                                                     ===================      ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-4

ENEX OIL & GAS INCOME PROGRAM III - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $28,445, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $89,912 in 1996 to $87,358 in 1997. This represents a decrease of $2,554 (3%). Oil sales decreased $548 or 1%. A 14% decline in oil production reduced sales by $10,454. This decrease was partially offset by a 15% increase in the average oil sales price. Gas sales decreased by $2,006 or 15%. A 38% decline in gas production reduced sales by $5,053. This decrease was partially offset by a 37% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $18,420 in the first quarter of 1996 to $26,262 in the first quarter of 1997. The increase of $7,842 (43%) is primarily due to workover costs incurred on the Concord acquisition in 1997.

Depreciation and depletion expense decreased from $25,500 in the first quarter of 1996 to $18,324 in the first quarter of 1997. This represents a decrease of $7,176 (28%). An 11% decrease in the depletion rate reduced depreciation and depletion expense by $2,368. The changes in production, noted above, reduced depreciation and depletion expense by an additional $4,808. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $10,506 in 1996 to $6,726 in 1997. This decrease of $3,780 (36%) is primarily due to less staff time being required to manage the Company's operations.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                    ENEX OIL & GAS INCOME
                                                     PROGRAM III - 3, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer